Form 10QSB
period 2005-04-30
51145 INC
filed 2005-06-14
CIK 1317836

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No.

                                 51145, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              4400 Route 9 South, #1000
                           Freehold, New Jersey 07728
                    (Address of Principal Executive Offices)

                                 732-409-5103
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 14, 2005: 100,000 shares of common stock.

                                   51145, Inc.
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending January 31, 2006. The financial statements are presented on the accrual basis.

                                   51145, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS







                              AS OF APRIL 30, 2005



51145, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #


         Balance Sheet                                                      F-2


         Statement of Operations and Retained Deficit                       F-3


         Statement of Stockholders Equity                                   F-4


         Cash Flow Statement                                                F-5


         Notes to the Financial Statements                                  F-6


                                   51145, INC.
                          (a development stage company)
                                  BALANCE SHEET
                              As of April 30, 2005


                                     ASSETS


     CURRENT ASSETS                                                 April 30, 2005

             Cash                                                       $     0
                                                                        --------




                           TOTAL ASSETS                                 $     0
                                                                        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                               $   550
                                                                        --------

                           TOTAL LIABILITIES                                550

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         100,000,000 shares authorized;
         100,000 issued and outstanding                                     100

       Additional paid in capital                                             0

       Accumulated Deficit                                                 (650)
                                                                        --------

       Total stockholder's equity                                          (550)
                                                                        --------


           TOTAL LIABILITIES AND EQUITY                                 $     0
                                                                        ========




   The accompanying notes are an integral part of these financial statements.



                                   51145, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
            From inception (February 2, 2005) through April 30, 2005



                                                                       From Inception to
                                                                         April 30, 2005

     REVENUE

       Sales                                                               $        0
       Cost of sales                                                                0
                                                                           -----------

     GROSS PROFIT                                                                   0

     GENERAL AND ADMINISTRATIVE EXPENSES                                          650
                                                                           -----------

     NET LOSS                                                                    (650)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                                         0
                                                                           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                                   $     (650)
                                                                           ===========


NET EARNINGS PER SHARE

     Basic Net Loss Per Share                                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding                                     100,000





   The accompanying notes are an integral part of these financial statements.


                                   51145, INC.
                         (a development stage company)
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                    (February 2, 2005) through April 30, 2005


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued on acceptance
   Of incorporation expenses
   February 2, 2005             100,000         $      100        $            0       $       100

Net loss                                                                    (650)             (650)
                            ------------       ------------      ----------------     ------------

Total at April 30, 2005         100,000        $       100        $         (650)      $      (550)
                            =============      =============      ===============     ============






   The accompanying notes are an integral part of these financial statements.


                                   51145, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
               From inception (February 2, 2005) through April 30, 2005


                                                                          From Inception to
CASH FLOWS FROM OPERATING ACTIVITIES                                        April 30, 2005

             Net income (loss)                                                   $  (650)

             Stock issued as compensation                                            100
             Increases (Decrease) in accrued expenses                                550
                                                                                 --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                             (0)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                                           0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                                         0

CASH RECONCILIATION

        Net increase (decrease) in cash                                                0
        Beginning cash balance                                                         0
                                                                                 --------

CASH BALANCE AT END OF PERIOD                                                    $     0
                                                                                 ========





   The accompanying notes are an integral part of these financial statements.

                                   51145, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry:
--------

51145, Inc. (the Company), a Company incorporated in the state of Delaware as of February 2, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be January 31.

Results of Operations and Ongoing Entity:
----------------------------------------

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:
-------------------------------

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:
-------------------------

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:
-------------------

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:
------------

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:
-----------------------------------

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:
-----------------------------

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:
     --------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
     ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
     ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:
     --------------------------

The Company has no agreements at this time.

8.   Stockholder's Equity:
     --------------------
Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on February 2, 2005 in acceptance of the incorporation expenses for the Company.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:
     ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation
-----------------

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation
--------------------

The Company did not have any operating income from inception (February 2, 2005) through April 30, 2005, the registrant recognized a net loss of $650. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At April 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending April 30, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

              None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 51145, Inc.
                                 Registrant


Date: June 14, 2005              By: /s/ Scott Raleigh
                                 -----------------------------------
                                 Scott Raleigh
                                 President