Form 10QSB
period 2005-10-31
Advanced Technology Petroleum Corp.
filed 2005-12-14
CIK 1317836

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 12, 2005: 100,000 shares of common stock.

Advanced Technology Petroleum Corp.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of results that maybe expected for the year ending January 31, 2006. The financial statements are presented on the accrual basis.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2005

Advanced Technology Petroleum Corp.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

BALANCE SHEET

As of October 31, 2005

ASSETS

CURRENT ASSETS	October 31, 2005

cash	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$1,225

TOTAL LIABILITIES	1,225

STOCKHOLDER’S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(1,325)

Total stockholder’s equity	(1,225)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended October 31, 2005 and

From inception (February 2, 2005) through October 31, 2005

	Three Months October 31, 2005	From Inception to October 31, 2005

REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	1,325

NET LOSS	(350)	(1,325)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(975)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,325)	$(1,325)

NET EARNINGS PER SHARE

Basic Net Loss Per Share		($0.01)

Basic Weighted Average
Number of Common Shares Outstanding		100,000

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception

(February 2, 2005) through October 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,225)	(1,225)

Total at October 31, 2005	100,000	$100	$(1,225)	$(1,125)

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to October 31, 2005

Net income (loss)	$(1,325)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,225

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

ADVANCED TECHNOLOGY PETROLEUM CORP. (the Company), FORMALLY KNOWN AS 51145, Inc.), a Company incorporated in the state of Delaware as of February 2, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Results of Operation

The Company did not have any operating income from inception through October 31, 2005. For the quarter ended October 31, 2005, the registrant recognized a net loss of $350 and for the period from inception through October 31, 2005, the registrant recognized a net less of $1,325. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

No matter was submitted during the quarter ending October 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Advanced Technology Petroleum Corp.
Registrant

Date: December 15, 2005	By:	/s/ Joseph Blimline
Joseph Blimline
President