Form 10QSB
period 2006-07-31
Advanced Technology Petroleum Corp.
filed 2006-12-14
CIK 1317836

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51188

Advanced Technology Petroleum Corp.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6308 Basilwood Drive

Frisco, Texas, 75035>

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended July 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF July 31, 2006

Advanced Technology Petroleum Corp.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

BALANCE SHEET

As of July 31, 2006

ASSETS

CURRENT ASSETS	July 31, 2006

cash	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$1,225

TOTAL LIABILITIES	1,225

STOCKHOLDER’S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(1,325)

Total stockholder’s equity	(1,225)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended July 31, 2006 and

From inception (February 2, 2005) through July 31, 2006

	Three Months July 31, 2006	From Inception to July 31, 2006

REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	1,325

NET LOSS	(350)	(1,325)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(975)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,325)	$(1,325)

NET EARNINGS PER SHARE

Basic Net Loss Per Share		($0.01)

Basic Weighted Average
Number of Common Shares Outstanding		100,000

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception

(February 2, 2005) through July 31, 2006

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,225)	(1,225)

Total at July 31, 2006	100,000	$100	$(1,225)	$(1,125)

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to July 31, 2006

Net income (loss)	$(1,325)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,225

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

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

Results of Operation

The Company did not have any operating income from inception through July 31, 2006. For the quarter ended July 31, 2006, the registrant recognized a net loss of $350 and for the period from inception through July 31, 2006, the registrant recognized a net less of $1,325. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

No matter was submitted during the quarter ending July 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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