Form 10KSB
period 2007-01-31
Advanced Technology Petroleum Corp.
filed 2009-01-08
CIK 1317836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-51186

Advanced Technology Petroleum Corp.

(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16660 N. Dallas Pkwy, Suite 2200, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

940-704-7296

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended January 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2007, was: $0

Number of shares of the registrant's common stock outstanding as of January 7, 2009 was: 100,000

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

Results of Operation

The Company did not have any operating income from inception (February 2, 2005) through January 31, 2007. From inception through the period ended January 31, 2007, the registrant recognized a net loss of $1,825. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ATPCO

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2007

ATPCO

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Independent Auditors Report	1

Balance Sheet	2

Income Statement	3

Statement of Stockholders Equity	4

Cash Flow Statement	5

Notes to the Financial Statements	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Advanced Technology Petroleum Corp.

We have audited the accompanying balance sheet of Advanced Technology Petroleum Corp. (a development stage company), as of January 31, 2007, and the related statement of operations, equity and cash flows from inception (February 2, 2005) through January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technology Petroleum Corp., as of January 31, 2007, and the results of its operations and its cash flows from inception (February 2, 2005) through January 31, 2007 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC

Altamonte Springs, FL

January 8, 2009

ATPCO

(a development stage company)

BALANCE SHEET

January 31, 2007

ASSETS

Current Assets

Total Current Assets	0.00

Property and Equipment

Total Property and Equipment	0.00

Other Assets

Total Other Assets	0.00

Total Assets	$0.00

LIABILITIES AND CAPITAL

Current Liabilities
Accrued Expenses	$1,403.80

Total Current Liabilities	1,403.80

Long-Term Liabilities

Total Long-Term Liabilities	0.00

Total Liabilities	1,403.80

Capital
Retained Earnings	(1,503.80)
Common Stock	100.00
Net Income	0.00

Total Capital	(1,403.80)

Total Liabilities and Capital	$0.00

The accompanying notes are an integral part of these financial statements.

ATPCO

(a development stage company)

INCOME STATEMENT

For the One Month Ending January 31, 2007

	Current Month	Year to Date

Revenues

Total Revenues	0.00	0.00

Cost of Sales

Total Cost of Sales	0.00	0.00

Gross Profit	0.00	0.00

Expenses

Total Expenses	0.00	0.00

Net Income	0.00	0.00

The accompanying notes are an integral part of these financial statements.

ATPCO

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (February 2, 2005) through January 31, 2007

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,825)	(1,825)

Total at January 31, 2007	100,000	$100	$(1,825)	$(1,725)

The accompanying notes are an integral part of these financial statements.

ATPCO

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through January 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to January 31, 2007

Net income (loss)	$(1,825)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,725

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

The accompanying notes are an integral part of these financial statements.

ATPCO

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

ATPCO

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

ATPCO

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Joseph Blimline	41	President, Chief Executive Officer, Chief Financial Officer, Director	September 29, 2005

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2007.

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

Method of Filing

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on August 30, 2005 (File No. 000-51188)

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on March 8, 2005 (File No. 000-51188)

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on March 8, 2005 (File No. 000-51188)

Exhibit Number	Exhibit Title

2.1	Stock Purchase Agreement dated August 26, 2005 between Scott Raleigh and Jay Merkle, Eric Merkle, Craig Massey and Joseph Blimline (Previously filed)

3.1	Certificate of Incorporation of 51145, Inc. (Previously filed)

3.2	By-Laws (Previously filed)

14	Code of Ethics (Previously filed)

31.1	Certification of Joseph Blimline pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Blimline pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended January 31, 2007, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2007.

Tax Fees

For the Company’s fiscal year ended January 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2007.

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

Advanced Technology Petroleum Corp.

By:	/s/ Joseph Blimline
Chief Executive Officer Chief Financial Officer

Dated:	January 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Joseph Blimline Joseph Blimline	Chief Executive Officer Chief Financial Officer, and Director	January 7, 2009