Form 10-Q
period 2007-04-30
Advanced Technology Petroleum Corp.
filed 2009-01-08
CIK 1317836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-51188

Advanced Technology Petroleum Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

16660 N. Dallas Pkwy, Suite 2200

Dallas, Texas, 75248
(Address of principal executive offices, Zip Code)

940-704-7296
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                            No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 6, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	100,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                            No  ☐

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2007 are not necessarily indicative of results that maybe expected for the year ending January 31, 2008. The financial statements are presented on the accrual basis.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2007

Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Income Statement	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

BALANCE SHEET

As of April 30, 2007

ASSETS

Current Assets

Total Current Assets	0.00

Property and Equipment

Total Property and Equipment	0.00

Other Assets

Total Other Assets	0.00

Total Assets	0.00

LIABILITIES AND CAPITAL

Current Liabilities
Accrued Expenses	$$1,403.80

Total Current Liabilities	$1,403.80

Long-Term Liabilities

Total Long-Term Liabilities	0.00

Total Liabilities	1,403.80

Capital
Joe Blimline	5,318.72
Retained Earnings	(1,503.80)
Common Stock	100.00
Net Income	(5,318.72)

Total Capital	(1,403.80)

Total Liabilities and Capital	$0.00

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

INCOME STATEMENT

For the Four Months Ending April 30, 2007

	Current Month	Year to Date

Revenues

Total Revenues	0.00	0.00

Cost of Sales

Total Cost of Sales	0.00	0.00

Gross Profit	0.00	0.00

Expenses
Legal Fees	$4,547.74	$4,547.74
Filing Fees	736.80	736.80
Office Supplies Expense	34.18	34.18

Total Expenses	5,318.72	5,318.72

Net Income	$(5,318.72)	$(5,318.72)

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (February 2, 2005) through April 30, 2007

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,225)	(1,225)

Total at April 30, 2007	100,000	$100	$(1,225)	$(1,125)

The accompanying notes are an integral part of these financial statements.

ADVANCED TECHNOLOGY PETROLEUM CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to April 30, 2007

Net income (loss)	$(1,325)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,225

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

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

Results of Operation

The Company did not have any operating income from inception through April 30, 2007. For the quarter ended April 30, 2007, the registrant recognized a net loss of $350 and for the period from inception through April 30, 2007, the registrant recognized a net less of $1,325. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Advanced Technology Petroleum Corp.
Registrant

Date: January 7, 2009	By:	/s/ Joseph Blimline
Joseph Blimline
President