Form 10KSB
period 2008-01-31
Advanced Technology Petroleum Corp.
filed 2009-01-08
CIK 1317836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Revenues for year ended January 31, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2008, was: $0

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Results of Operation

The Company did not have any operating income from inception (February 2, 2005) through January 31, 2008. From inception through the period ended January 31, 2008, the registrant recognized a net loss of $1,825. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

AS OF JANUARY 31, 2008

51145, INC.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Independent Auditors Report	1

Balance Sheet	2

Statement of Operations and Retained Deficit	3

Statement of Stockholders Equity	4

Cash Flow Statement	5

Notes to the Financial Statements	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

51145, INC.

We have audited the accompanying balance sheet of 51145, INC. (a development stage company), as of January 31, 2008, and the related statement of operations, equity and cash flows from inception (February 2, 2005) through January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 51145, INC., as of January 31, 2008, and the results of its operations and its cash flows from inception (February 2, 2005) through January 31, 2008 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC

Altamonte Springs, FL

March 12, 2007

51145, INC.

(a development stage company)

BALANCE SHEET

As of January 31, 2008

ASSETS

CURRENT ASSETS	January 31, 2008

Cash	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued expenses	$1,725

TOTAL LIABILITIES	1,725

STOCKHOLDER'S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(1,825)

Total stockholder's equity	(1,725)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

51145, INC.

(a development stage company)

STATEMENT OF OPERATIONS

From inception (February 2, 2005) through January 31, 2008

From Inception to January 31, 2008

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

51145, INC.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (February 2, 2005) through January 31, 2008

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,825)	(1,825)

Total at January 31, 2008	100,000	$100	$(1,825)	$(1,725)

The accompanying notes are an integral part of these financial statements.

51145, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to January 31, 2008

Net income (loss)	$(1,825)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,725

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Method of Filing

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on August 30, 2005 (File No. 000-51188)

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on March 8, 2005 (File No. 000-51188)

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on March 8, 2005 (File No. 000-51188)

Exhibit Number	Exhibit Title

2.1	Stock Purchase Agreement dated August 26, 2005 between Scott Raleigh and Jay Merkle, Eric Merkle, Craig Massey and Joseph Blimline

3.1	Certificate of Incorporation of 51145, Inc.

3.2	By-Laws

14	Code of Ethics

31.1	Certification of Joseph Blimline pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Blimline pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended January 31, 2008, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2008.

Tax Fees

For the Company’s fiscal year ended January 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2008.

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