Form 10-Q
period 2008-07-31
Advanced Technology Petroleum Corp.
filed 2009-01-08
CIK 1317836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

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

ATPCO

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended July 31, 2008 are not necessarily indicative of results that maybe expected for the year ending January 31, 2009. The financial statements are presented on the accrual basis.

ATPCO

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JULY 31, 2008

Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Income Statement	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

ATPCO

(a development stage company)

BALANCE SHEET

July 31, 2008

ASSETS

Current Assets

Total Current Assets	0.00

Property and Equipment

Total Property and Equipment	0.00

Other Assets

Total Other Assets	0.00

Total Assets	$0.00

LIABILITIES AND CAPITAL

Current Liabilities
J2 Investments, LLC	$130.00
Daniel & The Lion, LLC	100.00
Accrued Expenses	1,403.80

Total Current Liabilities	1,633.80

Long-Tern Liabilities

Total Long-Tern Liabilities	0.00

Total Liabilities	1,633.80

Capital
Retained Earnings	(5,891.22)
Joe Blimline	5,661.22
Retained Earnings	(1,503.80)
Common Stock	100.00
Net Income	0.00

Total Capital	(1,633.80)

Total Liabilities & Capital	$0.00

The accompanying notes are an integral part of these financial statements.

ATPCO

(a development stage company)

 INCOME STATEMENT
For the Seven Months Ending July 31, 2008

	Current Month	Year to Date

Revenues

Total Revenues	0.00	0.00

Cost of Sales

Total Cost of Sales	0.00	0.00

Gross Profit	0.00	0.00

Expenses
Legal Fees	$4,547.74	0.00
Bank Expense	15.50	0.00
Filing Fees	1,078.80	0.00
Memberships & Dues	215.00	0.00
Office Supplies Expense	34.18	0.00

Total Expenses	5,891.22	0.00

Net Income	$(5,891.22)	$0.00

The accompanying notes are an integral part of these financial statements.

ATPCO

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (February 2, 2005) through July 31, 2008

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,225)	(1,225)

Total at July 31, 2008	100,000	$100	$(1,225)	$(1,125)

The accompanying notes are an integral part of these financial statements.

ATPCO

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to July 31, 2008

Net income (loss)	$(1,325)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,225

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

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

Results of Operation

The Company did not have any operating income from inception through July 31, 2008. For the quarter ended July 31, 2008, the registrant recognized a net loss of $350 and for the period from inception through July 31, 2008, the registrant recognized a net less of $1,325. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending July 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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